Form 10-Q
period 2026-05-31
East West Ave Acquisition Corp.
filed 2026-08-05
CIK 2100704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-43355

East West Ave Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	41-2320127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5725 S Valley View Blvd, Ste 5 #378094

Las Vegas, NV 89118

(Address of principal executive offices)

802-242-1238

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one share of Common Stock, $0.0001 par value, and one Right to acquire one-fourth (1/4) of one share of Common Stock	EWAVU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	EWAV	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fourth (1/4) of one share of Common Stock	EWAVR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (clso§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of the date hereof, there were 13,222,500 shares of common stock par value $0.0001 per share, issued and outstanding.

EAST WEST AVE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EAST WEST AVE ACQUISITION CORP.

EAST WEST AVE ACQUISITION CORP.

CONDENSED BALANCE SHEET

	As of May 31, 2026	As of November 30, 2025
	(Unaudited)
ASSETS:
Cash	$831,306	$20,000
Prepaid expense – current asset	100,000	100,000
Total Current Assets	931,306	120,000

Deferred offering costs	226,432	50,000
Total Non-Current Assets	226,432	50,000
Total Assets	$1,157,738	$170,000

LIABILITIES AND SHAREHOLDER’S EQUITY:
Liabilities
Amounts due to a Sponsor	$800,000	$-
Promissory note – related party, current	350,633	-
Accrued offering expense and accrued liabilities	9,213	-
Total Current Liabilities	1,159,845	-

Promissory note – related party, non-current	-	158,562
Total Non-Current Liabilities	-	158,562
Total Liabilities	1,159,845	158,562

Commitments and Contingencies (Note 6)

Shareholder’s Equity
Preference stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288	288
Additional paid-in capital	24,712	24,712
Subscriptions receivable	-	(5,000)
Accumulated deficit	(27,107)	(8,562)
Total Shareholder’s Equity	(2,107)	11,438
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$1,157,738	$170,000

(1)	Includes up to an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For The Three Months Ended May 31, 2026
Formation and operating costs	$13,455
Net loss	$(13,455)

Weighted average number of shares outstanding, basic and diluted (1)	2,500,000
Basic and diluted net loss per share	$(0.005)

(1)	Excludes up to an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM OCTOBER 30, 2025 (INCEPTION) TO MAY 31, 2026

(UNAUDITED)

			Additional			Total
	common stock		Paid-in	Subscription	Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of October 30, 2025 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Sponsors (1)	2,875,000	288	24,712	(5,000)	—	20,000
Net loss	—	—	—		(8,562)	(8,562)
Balance as of November 30, 2025	2,875,000	$288	$24,712	$(5,000)	$(8,562)	$11,438
Capital injection from Sponsors	—	—	—	5,000	—	5,000
Net loss					(5,090)	(3,240)
Balance as of February 28, 2026	2,875,000	$288	$24,712	$—	$(13,652)	$11,348
Net loss					(13,455)	(13,455)
Balance as of May 31, 2026	2,875,000	$288	$24,712	$—	(27,107)	(2,107)

(1)	Includes up to an aggregate of 375,000 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For The Three Months Ended May 31, 2026
Cash flows from operating activities:
Net loss	$(13,455)
Changes in operating assets:
Deferred offering costs	(39,490)
Accrued offering expense and accrued liabilities	(516)
Net cash used in operating activities	$(53,461)

Cash flows from Financing Activities:
Amounts due to a Sponsor	$800,000
Borrowing from a related party	58,619
Net cash provided by financing activities	$858,619

Net change in cash	805,157
Cash, beginning of the period	26,149
Cash, end of the period	$831,306

Supplemental disclosure of non-cash information:
Deferred offering costs included in promissory note – related party	$25,204
Formation and operating costs paid by Sponsor A under Promissory Note – related party	$13,414

The accompanying notes are an integral part of the condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

East West Ave Acquisition Corp. (the “Company”) is a blank check company incorporated in Nevada on October 30, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement its management team’s background, and to capitalize on the ability of the Company’s management team to identify and acquire a business. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of May 31, 2026, the Company had not yet commenced any operations. All activity for the period from October 30, 2025 (inception) through May 31, 2026 related to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

The Company’s sponsors are East West Avenue LLC (the “Sponsor A”), a Delaware limited liability company, and NFR Capital Limited (the “Sponsor B”), a Hong Kong company (the “Sponsors”, each a “Sponsor”, and together with the Company’s directors and officers, the “Insiders”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 10,000,000 units at $10.00 per unit (or 11,500,000 units if the underwriter’s over-allotment option is exercised in full) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) which is discussed in Note 3 and the sale of 272,500 Units (whether or not the underwriters’ over-allotment option is exercised in full) (the “Private Units”) at a price of $10.00 per unit in a private placement to the Company’s Sponsors (as discussed in Note 4), that will close simultaneously with the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding the amount of any taxes payable on the income earned on the Trust Account) at the time of the execution of an agreement to enter into a Business Combination. However, the Company will complete a Business Combination only if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the IPO, management has agreed that $10.00 per unit sold in the IPO, will be held in a trust account (“Trust Account”) located in the United States with Equiniti Trust Company, LLC acting as trustee, and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations, the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and pay up to $100,000 in dissolution expenses, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period (as defined below), subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated articles of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period (as defined below), or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. For the avoidance of doubt, the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will not be used to pay any federal, state, local, excise or other tax associated with the Company being a Nevada corporation. The Sponsors will provide sufficient loans as working capital to the Company to pay any such taxes owed from an account other than the Trust Account.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest released to the Company to pay dissolution expenses) divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. These Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have until 12 months from the closing of the IPO (or 15 months if we enter into a definitive business combination agreement within 12 months from the closing of this offering) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity (the “Combination Period”). If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Public Rights (as defined below), which will expire worthless if the Company fail to complete its initial Business Combination within the Combination Period.

The Company’s Insiders have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), shares of Common Stock (the “Private Shares”) included in the Private Units (as defined below) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of incorporation; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Shares if the Company fail to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fail to complete its initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

In order to protect the amounts held in the Trust Account, the Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will they apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsors has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsors’ only assets are securities of the Company. The Sponsors may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete its initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Going Concern Considerations

As of May 31, 2026, the Company had $831,306 in cash, a working capital deficit of $228,539 (excluding deferred offering costs), and accumulated deficit of $27,107. On August 3, 2026, the Company consummated the IPO of 10,000,000 units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 272,500 private placement units, at a price of $10.00 per private placement unit in a private placement to the sponsors, generating gross proceeds of $2,725,000.

Of this amount, $100,500,000 is held in the Trust Account. For the avoidance of doubt, the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will not be used to pay any federal, state, local, excise or other tax associated with the Company being a Nevada corporation. The Sponsors will provide sufficient loans as working capital to the Company to pay any such taxes owed from an account other than the Trust Account. The remaining $852,500 (or $665,000 if the over-allotment option is exercised in full) is not held in the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Working Capital Loans as discussed in Note 5. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the period available to consummate a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

Cash includes deposits held by financial institutions that can be added to or withdrawn without limitation. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $831,306 cash balance as of May 31, 2026.

Prepaid expense

Prepaid expenses are comprised of prepaid consultancy fees, professional fees and office supplies. These amounts are recognized as expenses on a straight-line basis over the relevant non-cancellable contract term or expected benefit period, so the balances are realized over the life of the underlying arrangements, with the portion expected to be expensed within the next twelve months classified as current and the remainder as non-current. Prepaid expenses are not subject to expected credit loss assessment, as they represent advance payments for goods or services to be received from counterparties rather than contractual rights to receive cash. The Company had $100,000 prepaid expenses as of May 31, 2026.

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees that are related to the IPO. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Public Units between common stock and rights, using the residual method by allocating IPO proceeds first to assigned value of the rights and then to the common stock. Offering costs allocated to the shares of common stock subject to possible redemption will be charged to temporary equity, and offering costs allocated to the rights included in the Public Units and Private Units will be charged to shareholder’s equity as the rights, after management’s evaluation, will be accounted for under equity treatment. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of May 31, 2026, the Company had offering costs of $226,432.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Nevada is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 28, 2026 and November 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 30, 2025 (inception) to May 31, 2026.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO. The over-allotment option is not issued or outstanding as of May 31, 2026.

Rights

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the rights specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own common shares and whether the rights holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of rights issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be treated as liabilities, and recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

There are no rights currently outstanding as of May 31, 2026.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At May 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of May 31, 2026, the Company held $831,306 in a United States bank account, and the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 30, 2025, inception.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company will offer for sale up to 10,000,000 Units (or 11,500,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per unit. Each Unit will consist of one share of common stock and one right to receive one-fourth (1/4) of a share of common stock (each, a “Public Right”). Each holder of a Public Right will automatically receive one-fourth (1/4) of one share of common stock upon consummation of the initial Business Combination.

The Company will grant the underwriter a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions.

NOTE 4. PRIVATE PLACEMENT

The Company’s Sponsor A and Sponsor B have each committed to purchase 192,500 Private Units and 80,000 Private Units, respectively, or an aggregate of 272,500 Private Units (whether or not the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Private Unit from the Company in a private placement that will occur simultaneously with the closing of the IPO. The Private Units are identical to the Units sold in the IPO except that the Private Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of the Business Combination. If the Company does not complete the Business Combination within the Combination Period, the Private Units (and the underlying securities) will expire worthless. Upon separation, the Private Units will be separated into 272,500 Private Shares and 272,500 private rights.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 8, 2025, the Company’s Sponsor A paid $5,000 in exchange for 20,000 shares of common stock, or approximately $0.25 per share. On November 20, 2025, the Company issued a dividend of approximately 142.75 founder shares for every issued and outstanding founder share, or an aggregate of 2,855,000 founder shares (the “Dividend Shares), in exchange for an additional consideration of $20,000, resulting in the Sponsor holding an aggregate of 2,875,000 founder shares (the “Founder Shares”) for a per share consideration of $0.0087, with a $5,000 shares of common stock subscription receivable outstanding, due and payable by the Sponsor A to the Company which was funded subsequent to the balance sheet date. On March 5, 2026, the Sponsor A entered into a securities assignment agreement with Sponsor B, pursuant to which, the Sponsor B acquired 560,000 founder shares for $4,872, for a per share consideration of $0.0087, and agreed to acquire 80,000 units in the private placement at $10.00 per unit to be consummated simultaneously with the consummation of the IPO. On July 30, 2026, Our Sponsor A entered into a securities transfer agreement with each of our directors, pursuant to which, the Sponsor A transferred (w) 100,000 Founder Shares to Ms. Molly Huang, the CEO, President and director of the Company, (x) 40,000 founder shares to Mr. Kerkaert, the CFO of the Company; (y) 20,000 Founder Shares to each of Mr. Samir Parikh and Masahiro Honna, the independent director of the Company, (z) 10,000 Founder Shares to Mr. Irfan Verjee, the independent director of the Company. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 units if the underwriters’ over- allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO (not including the Representative Shares, Private Shares, or any share underlying the units issuable upon conversion of Working Capital Loans). Up to 375,000 Founder Shares will be forfeited by the Sponsor A depending on the extent to which the underwriters’ over-allotment option is not exercised.

The Company’s Insiders have agreed not to transfer, assign or sell any of their Founder Shares until: (i) with respect to 50% of the Founder Shares, the earlier of (x) six months after the date of the consummation of the initial Business Combination or (y) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and (ii) with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of the initial Business Combination; except to certain permitted transferees and under certain circumstances. Although no such transfers or cancellations are contemplated, the Company could agree to permit such transfer or cancellation to facilitate the closing of the Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares. The Company refer to such transfer restrictions throughout this prospectus as the lock-up. Notwithstanding the foregoing, if the Company consummate a transaction after the initial Business Combination which results in its stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On November 8, 2025, the Sponsor A agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable on the earlier of (i) December 31, 2026 or (ii) the closing of the IPO. These loans will be repaid out of the proceeds not held in the Trust Account. As of May 31, 2026 and November 31, 2025, the Company had borrowed $350,633 and $158,562 under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or an affiliate of the Insiders may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $3,000,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of such Working Capital Loans by the Insiders, if any, have not been determined and no written agreements exist with respect to such loans. As of May 31, 2026, the Company had no borrowing under the Working Capital Loans.

Administrative Services Agreement

Commencing on August 3, 2026, the Company will reimburse the Sponsor A in an amount equal to $10,000 per month, for up to 15 months, for office space, administrative and support services made available to us. Upon completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of May 31, 2026, such arrangements had not been executed.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions.

At the closing of the IPO, the underwriters will be entitled to underwriting compensation equal to 0.75% of the gross proceeds of the IPO, or $750,000 in the aggregate (or $862,500 if the underwriter’s over-allotment option is exercised in full), payable in cash. In addition, as part of the underwriting compensation payable at the closing of the IPO, the Company have agreed to issue to the Representative, 75,000 shares of its common stock, (or up to 86,250 shares of common stock if the underwriters’ over-allotment option is exercised in full) (the “Representative Shares”).

In addition to the underwriting compensation payable at the closing of the IPO, the Company have agreed to pay a deferred underwriting commission, payable solely in equity, upon the completion of the initial Business Combination. The deferred underwriting commission will consist of shares of common stock equal to 1.50% of the aggregate number of shares sold in the IPO, including any shares sold pursuant to the underwriters’ over-allotment option (the “deferred underwriting compensation shares”). The deferred underwriting compensation shares will be issued only upon the consummation of the initial Business Combination and will be subject to a three-month lock-up period following the completion of the Business Combination.

In addition, the Company have agreed to bear all costs and expenses relating to the IPO, including legal and accounting fees, printing and filing expenses, SEC and FINRA filing fees, transfer agent, warrant agent and rights agent fees, and other customary expenses incurred in connection with the IPO. The Company have also agreed to reimburse the underwriters for out-of-pocket expenses incurred in connection with this offering, subject to a cap of $100,000.

Representative Shares

The Company will issue to the Representative an aggregate of 75,000 Representative Shares (or up to 86,250 Representative Shares if the underwriters’ over-allotment option is exercised in full at the closing of the IPO) at the closing of the IPO. The Company will account for such shares as an offering cost of the IPO, with a corresponding credit to stockholder’s equity.

The Representative Shares are identical to the Public Shares underlying the Units sold in the IPO, except that such shares have been deemed underwriting compensation by FINRA and are subject to the lock-up restrictions imposed by FINRA Rule 5110(e)(1). Pursuant to that rule, the Representative Shares may not be sold, transferred, assigned, pledged, hypothecated or otherwise disposed of, nor may any transaction be entered into that would result in the economic disposition of such shares, for a period of 180 days immediately following the commencement of sales of the public units, except as permitted by FINRA Rule 5110(e)(2).

In addition, The Company will issue to the Representative an aggregate of 150,000 deferred underwriting compensation shares (or up to 172,500 deferred underwriting compensation shares if the underwriters’ over-allotment option is exercised in full at the closing of the IPO) upon the completion of the initial Business Combination. The deferred underwriting compensation shares have been deemed underwriting compensation by FINRA and are subject to the applicable restrictions under FINRA Rule 5110.

The underwriters have agreed to (i) waive their redemption rights with respect to their Representative Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Representative Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated articles of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Representative Shares if the Company fail to complete its initial Business Combination within the Combination Period, and (iv) vote any Representative Shares held by them in favor of the initial Business Combination.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue a total of 4,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2026, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of shares of common stock were entitled to one vote for each share.

As of May 31, 2026, there were 2,875,000 shares of common stock issued and outstanding, of which an aggregate of up to 375,000 shares of common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the IPO (excluding the Representative Shares, Private Shares, or any share underlying the units issuable upon conversion of Working Capital Loans).

Rights — No rights are currently outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-fourth (1/4) of one share of common stock upon consummation of the initial Business Combination. even if the holder of a public right converted all shares of common stock held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fourth (1/4) of one share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of common stock upon consummation of the initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enter into a definitive agreement for a business combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Nevada Revised Statutes. As a result, holder of rights must hold rights in multiples of 8 in order to receive shares for all of their rights upon closing of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidate the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of the initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For The Three Months Ended May 31, 2026
Formation and operating costs	$13,455

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a IPO and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

In June 2025, the Company amended the terms associated with its IPO. Specifically, the Company changed the composition of each unit upon the consummation of a Business Combination from one share of common stock and one right to receive one-eighth (1/8) of a share of common stock to one share of common stock and one right to receive one-fourth (1/4) of a share of common stock.

The registration statement for the Company’s Initial Public Offering was declared effective on June 16, 2025.

On August 3, 2026, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one share of common stock and one right, each to exchange for one-fourth (1/4) of one share of common stock at the consummation of its initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000.

Substantially concurrently with the closing of the IPO, the Sponsors purchased 272,500 private units, at $10.00 per unit, including 192,500 units for the Sponsor A, and 80,000 for the Sponsor B, respectively, for an aggregate purchase price of $2,725,000. The private units are identical to the units sold in the IPO subject to certain exceptions.

Upon the closing of the IPO and the Private Placement on August 3, 2026, a total of $100,500,000 was placed in the Trust Account, located in the United States with Equiniti Trust Company, LLC acting as trustee.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to East West Ave Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor A” refer to East West Avenue LLC, references to the “Sponsor B” refer to NFR Capital Limited, and references to the “Sponsors” refer to Sponsor A and Sponsor B. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 declared effective by the Securities Exchange Commission (the “SEC”) on June 16, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 30, 2025 as a Nevada corporation and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Although we will not limit our search to any particular industry, we intend to focus our search for a target business in the financial technology, compute infrastructure, and energy solutions sectors. In addition, although we will not limit our search to any particular geographic region, we will not undertake our initial business combination with any company being based in or having the majority of the company’s operations in China (including Hong Kong and Macau).

We will utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 30, 2025 (inception) through May 31, 2026 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Equiniti Trust Company, LLC acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 1, 2026 through May 31, 2026, we have a net loss of $13,455, which consist of operating expenses. For the period from October 30, 2025 (inception) through May 31, 2026, we had an accumulated deficit of $27,107 that consist of formation costs and operating expenses.

Liquidity and Capital Resources

As of May 31, 2026 and November 30, 2025, we had cash available to us of $831,306 and $20,000, respectively, and had working capital deficit of $228,539 and working capital of $120,000, respectively.

Subsequent to the quarterly period covered by this Quarterly Report, on August 3, 2026, we consummated the IPO of 10,000,000 units at $10.00 per Unit, which is discussed in Note 9 to the accompanying unaudited condensed financial statements, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 272,500 private placement units, at a price of $10.00 per private placement unit in a private placement to the sponsors, generating gross proceeds of $2,725,000. Upon the closing, the underwriter also forfeited its over-allotment option in full, as a result of which, 375,000 founder shares issued to Sponsor A will be forfeited accordingly without any consideration.

Of this amount, $100,500,000 is held in the Trust Account. For the avoidance of doubt, the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will not be used to pay any federal, state, local, excise or other tax associated with the Company being a Nevada corporation. The Sponsors will provide sufficient loans as working capital to the Company to pay any such taxes owed from an account other than the Trust Account. The remaining $852,500 is not held in the Trust Account.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months from the closing of the IPO (or 15 months if we enter into a definitive business combination agreement by August 3, 2027), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Out of the funds available outside the Trust Account, we anticipate that we will incur approximately:

●	$120,000 of expenses for legal, accounting, due diligence, travelling and other expenses associated with structuring, negotiating and documenting successful business combinations;
●	$50,000 of expenses for legal and accounting related to regulatory reporting obligations;
●	$80,000 for NASDAQ and other continued listing expenses;
●	$180,000 for office space, utilities and secretarial and administrative support;
●	$120,000 for directors’ and officers’ liability insurance;
●	$108,000 for certain director compensation; and
●	$194,500 for other miscellaneous expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

On November 8, 2025, the Sponsor A, paid $5,000 in exchange for 20,000 founder shares, or approximately $0.25 per share. On November 20, 2025, we issued a dividend of approximately 142.75 founder shares for every issued and outstanding founder share, or an aggregate of 2,855,000 dividend shares, in exchange for an additional consideration of $20,000, resulting in the Sponsor A holding an aggregate of 2,875,000 founder shares for a per share consideration of $0.0087. On March 5, 2026, the Sponsor A entered into a securities assignment agreement with the Sponsor B, pursuant to which, the Sponsor B acquired 560,000 founder shares for $4,872, for a per share consideration of $0.0087, and agreed to acquire 80,000 units in the private placement at $10.00 per unit to be consummated simultaneously with the consummation of the IPO. On July 30, 2026, Our Sponsor A entered into a securities transfer agreement with each of our directors, pursuant to which, the Sponsor A transferred (w) 100,000 founder shares to Ms. Huang, (x) 40,000 founder shares to Mr. Kerkaert, (y) 20,000 founder shares to each of Mr. Parikh and Honna, and (z) 10,000 founder shares to Mr. Verjee.

The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 units if the underwriters’ over- allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO (not including the representative shares, private shares, or any share underlying the units issuable upon conversion of working capital loans). Upon the closing, the underwriter forfeited its over-allotment option in full, as a result of which, 375,000 founder shares issued to Sponsor A will be forfeited accordingly without any consideration.

In connection with the closing of the IPO, our sponsors purchased 272,500 private units, at $10.00 per unit, including 192,500 units for the Sponsor A, and 80,000 for the Sponsor B, respectively, for an aggregate purchase price of $2,725,000 (whether or not the over-allotment option is exercised). The private units are identical to the units sold in the IPO except that the private units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of our initial business combination. A portion of the purchase price of the private units was added to the proceeds from the IPO so that at the time of closing $100,500,000 ($10.05 per share) was held in the Trust Account. If we do not complete our initial business combination within the combination window, the private units (and the underlying securities) will expire worthless. Upon separation, the private units will be separated into 272,500 private shares and 272,500 private rights.

On November 8, 2025, our Sponsor A agreed to loan us an aggregate amount of up to $500,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the IPO. As of May 31, 2026 and November 30, 2025, we had borrowed $350,633 and $158,562 under the promissory note with our Sponsor A, respectively. At the closing of the IPO, the outstanding balance under the promissory note was fully repaid by the Company.

We have agreed to reimburse our Sponsor A $10,000 per month from August 3, 2026, for up to 12 months (or 15 months if we have executed a definitive business combination agreement by August 3, 2027), for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No administrative service expense had been paid for the period from October 30, 2025 (inception) through May 31, 2026.

Our insiders or their affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our insiders or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our insiders or their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of May 31, 2026 and November 30, 2025, we had no borrowings under the working capital loans.

Pursuant to a registration rights agreement dated July 30, 2026, among us and our sponsors, directors, officers and the underwriter, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of May 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended May 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the final prospectus for our IPO (File No. 333-295205) (the “Prospectus”) and any additional filings made by the Company following such date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the closing of the IPO, the Sponsors purchased 272,500 private units, at $10.00 per unit, including 192,500 units for the Sponsor A, and 80,000 for the Sponsor B, respectively, for an aggregate purchase price of $2,725,000 (whether or not the over-allotment option is exercised). The private units are identical to the units sold in the IPO subject to certain exceptions

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On August 3, 2026, the Company consummated its IPO of 10,000,000 units. Each unit consists of one share of common stock and one right, each to exchange for one-fourth (1/4) of one share of common stock at the consummation of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 272,500 private units to the Sponsors for an aggregate purchase price of $2,725,000.

A total of $100,500,000 from the proceeds of the IPO and private placement were placed in the Trust Account. For the avoidance of doubt, the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will not be used to pay any federal, state, local, excise or other tax associated with the Company being a Nevada corporation. The Sponsors will provide sufficient loans as working capital to the Company to pay any such taxes owed from an account other than the Trust Account.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (included by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2026)
3.2	Bylaws (included by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2026)
4.1	Rights Agreement dated July 30, 2026, between the Company and VStock Transfer, LLC, as rights agent (included by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAST WEST AVE ACQUISITION CORP.

Date: August 5, 2026	By:	/s/ Maoli (Molly) Huang
Maoli (Molly) Huang
Chief Executive Officer

Date: August 5, 2026	By:	/s/Thomas Kerkaert
Thomas Kerkaert
Chief Financial Officer

