Form 10-Q
period 2026-08-31
East West Ave Acquisition Corp.
filed 2026-10-15
CIK 2100704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of the date hereof, there were 10,407,817 shares of common stock par value $0.0001 per share, issued and outstanding.

EAST WEST AVE ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EAST WEST AVE ACQUISITION CORP.

BALANCE SHEETS

	As of August 31, 2026	As of November 30, 2025
	(Unaudited)	(Audited)
Assets:
Cash	$684,291	$20,000
Prepaid expense	88,632	100,000
Total Current Assets	772,923	120,000

Deferred offering costs	-	50,000
Investments held in trust account	100,786,509	-
Total Non-Current Assets	100,786,509	50,000
Total Assets	$101,559,432	$170,000

Liabilities, Common Stock Subject to Possible Redemption and Shareholder’s Equity:
Liabilities
Accrued offering expense and accrued liabilities	$6,099	$-
Income tax payable	31,420	-
Total Current Liabilities	37,519	-

Promissory note – related party	-	158,562
Total Non-Current Liabilities	-	158,562
Total Liabilities	37,519	158,562

Commitments and Contingencies (Note 6)

Common Stock subject to possible redemption, 10,000,000 shares at redemption value of $10.08 per share as of August 31, 2026	100,786,509	-

Shareholder’s Equity
Preferred stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 2,847,500 and 2,875,000 shares issued and outstanding as of August 31, 2026 and November 30, 2025, respectively (1)	285	288
Additional paid-in capital	735,119	24,712
Subscriptions receivable	-	(5,000)
Retained earnings/(Accumulated deficit)	-	(8,562)
Total Shareholder’s Equity	735,404	11,438
Total Liabilities, Common Stock Subject to Possible Redemption and Shareholder’s Equity	$101,559,432	$170,000

(1)	The balance as of November 30, 2025 includes an aggregate of 375,000 Common Stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. As of August 31, 2026, the over-allotment option was waived in full hence all 375,000 shares were forfeited at the closing of the IPO (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended August 31, 2026	For The Nine Months Ended August 31, 2026
Formation and operating costs	$118,345	$136,890
Net loss from operations	(118,345)	(136,890)

Other income:
Interest earned on investment held in Trust Account	286,509	286,509

Net profit before tax	$168,164	$149,619
Income tax expenses	31,420	31,420
Net income	$136,744	$118,199

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	3,152,174	1,058,394
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.77	$3.52
Basic and diluted weighted average shares outstanding, non-redeemable Common Stock	2,609,538	2,536,779
Basic and diluted net loss per share, non-redeemable Common Stock	$(0.88)	$(1.42)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM OCTOBER 30, 2025 (INCEPTION) TO AUGUST 31, 2026

					Retained
			Additional		Earnings	Total
	Common Stock		Paid-in	Subscription	(Accumulated	Shareholders’
	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance as of October 30, 2025 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Sponsors	2,875,000	288	24,712	(5,000)	—	20,000
Net loss	—	—	—		(8,562)	(8,562)
Balance as of November 30, 2025	2,875,000	$288	$24,712	$(5,000)	$(8,562)	$11,438
Capital injection from Sponsors	—	—	—	5,000	—	5,000
Net loss	—	—	—	—	(5,090)	(5,090)
Balance as of February 28, 2026	2,875,000	$288	$24,712	$—	$(13,652)	$11,348
Net loss	—	—	—	—	(13,455)	(13,455)
Balance as of May 31, 2026	2,875,000	$288	$24,712	$—	$(27,107)	$(2,107)
Issuance of Private Placement Units	272,500	27	2,724,973	—	—	2,725,000
Issuance of Public Rights, net of issuance costs of $50,105	—	—	2,349,895	—	—	2,349,895
Issuance of Representative Shares	75,000	8	749,992	—	—	750,000
Forfeiture of Founder Shares	(375,000)	(38)	38	—	—	—
Net income	—	—	—	—	136,744	136,744
Remeasurement for Common Stock subject to Redemption Value	—	—	(176,872)	—	(109,637)	(286,509)
Accretion of carrying value to redemption value	—	—	(4,937,619)	—	—	(4,937,619)
Balance as of August 31, 2026	2,847,500	$285	$735,119	$—	$—	$735,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended August 31, 2026
Cash Flows from Operating Activities:
Net income	$118,199
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(286,509)
Changes in current assets and liabilities:
Prepaid expenses	(80,832)
Accrued offering expense and accrued liabilities	6,099
Income tax payable	31,420
Net cash used in operating activities	$(211,623)

Cash Flows from Investing Activities:
Purchases of investment held in Trust Account	(100,500,000)
Net cash used in investing activities	$(100,500,000)

Cash flows from Financing Activities:
Payment of offering costs	$(995,346)
Proceeds from issuance of common stock to Sponsor	5,000
Proceeds from sale of public units through public offerings	100,000,000
Proceeds from sale of private placement units	2,379,251
Repayment of promissory note to related party	(12,991)
Net cash provided by financing activities	$101,375,914

Net change in cash	664,291
Cash, beginning of the period	20,000
Cash, end of the period	$684,291

Supplemental disclosure of non-cash information:
Issuance of representative shares	$750,000
Private placement proceeds offset with loan payable to Sponsor A	345,749
Deferred offering costs settled through prepaid expenses	$92,200
Remeasurement for Common Stock subject to Redemption Value	$286,509
Accretion of carrying value to redemption value of common stock subject to possible redemption	$4,937,619

The accompanying notes are an integral part of the unaudited condensed financial statements.

EAST WEST AVE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of August 31, 2026, the Company had not yet commenced any operations. All activity for the period from October 30, 2025 (inception) through August 31, 2026 related to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO. The Company has selected November 30 as its fiscal year end.

The Company’s sponsors are East West Avenue LLC (the “Sponsor A”), a Delaware limited liability company, and NFR Capital Limited (the “Sponsor B”), a Hong Kong company (the “Sponsors”, each a “Sponsor”, and together with the Company’s directors and officers, the “Insiders”).

The registration statement for the Company’s initial public offering (the “IPO”), became effective on June 16, 2026. On August 3, 2026, the Company consummated its initial public offering of 10,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Initial Public Offering”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 272,500 units (the “Private Units”) to the Company’s sponsors including 192,500 Private Units issued to Sponsor A; and 80,000 Private Units issued to Sponsor B. The Private Units were sold at $10.00 per Unit, generating gross proceeds of $2,725,000.

Transaction costs amounted to $2,087,724, consisting of $750,000 of cash underwriting fees, $750,000 representing the fair value of the Representative Shares issued as underwriting compensation and $587,724 of other offering costs. Of the total transaction costs, $50,105 was allocated to the Public Rights and charged to shareholders’ equity, and $2,037,619 was allocated to the Common Stock subject to possible redemption and charged to temporary equity. The deferred underwriting commission is payable solely in equity upon completion of a Business Combination and, accordingly, has not been recorded as a liability. As of August 31, 2026, cash of $684,291 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Upon the closing of the IPO and the Private Placement (as defined below) on August 3, 2026, a total of $100,500,000 was placed in a trust account (“Trust Account”), located in the United States with Equiniti Trust Company, LLC acting as trustee, and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations, the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay up to $100,000 in dissolution expenses, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete its initial Business Combination within the Combination Period (as defined below), subject to applicable law, and (iii) the redemption of the Company’s Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated articles of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period (as defined below), or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. For the avoidance of doubt, the funds held in the Trust Account (including the interest earned on the funds held in the Trust Account) will not be used to pay any federal, state, local, excise or other tax associated with the Company being a Nevada corporation. The Sponsors will provide sufficient loans as working capital to the Company to pay any such taxes owed from an account other than the Trust Account

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of up to $100,000 of interest released to the Company to pay dissolution expenses) divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.05 per public share. These Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have until 12 months from the closing of the IPO (or 15 months if the Company enters into a definitive business combination agreement within 12 months from the closing of this offering) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity (the “Combination Period”). If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Public Rights (as defined below), which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Company’s Insiders have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), shares of Common Stock (the “Private Shares”) included in the Private Units (as defined below) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated articles of incorporation; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Shares if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction).

In order to protect the amounts held in the Trust Account, the Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will they apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsors has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsors’ only assets are securities of the Company. The Sponsors may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.05 per public share. In such event, the Company may not be able to complete its initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Considerations

As of August 31, 2026, the Company had $684,291 in cash, working capital of $735,404, and retained earnings of $nil. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders or an affiliate of the Insiders may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $3,000,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender (See Note 5).

The Company initially has until August 3, 2027 to consummate the initial Business Combination. However, the Company may extend the period of time to consummate a Business Combination (up to by November 3, 2027 to complete a Business Combination). If the Company is unable to consummate the Company’s initial Business Combination by August 3, 2027 (or up to by November 3, 2027, if extended), the Company will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of up to $100,000 of interest released to the Company to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s Public Rights (as defined below), which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution that would be required if the Company is unable to complete an initial Business Combination by the end of the Combination Period, together with the redemption features of the Public Shares that are classified as temporary equity, raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these unaudited condensed financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future interim periods. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its final prospectus for its IPO filed with the SEC on August 3, 2026 (File No. 333-295205).

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash

Cash includes deposits held by financial institutions that can be added to or withdrawn without limitation. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash balance of $684,291 and $20,000 as of August 31, 2026 and November 30, 2025.

Cash Held in Trust Account

As of August 31, 2026, the assets held in the Trust Account include $100,786,509 of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). For the three and nine months ended August 31, 2026, interest income earned and held in the Trust Account was $286,509.

Prepaid expense

Prepaid expenses are comprised of prepaid consultancy fees, professional fees and office supplies. These amounts are recognized as expenses on a straight-line basis over the relevant non-cancellable contract term or expected benefit period, so the balances are realized over the life of the underlying arrangements, with the portion expected to be expensed within the next twelve months classified as current and the remainder as non-current. Prepaid expenses are not subject to expected credit loss assessment, as they represent advance payments for goods or services to be received from counterparties rather than contractual rights to receive cash. The Company had prepaid expenses of $88,632 and $100,000 as of August 31, 2026 and November 30, 2025.

Deferred Offering Costs

Deferred offering costs consist principally of professional and registration fees that are related to the IPO. The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Public Units between common stock and rights, using the residual method by allocating IPO proceeds first to assigned value of the rights and then to the common stock. Offering costs allocated to the shares of common stock subject to possible redemption will be charged to temporary equity, and offering costs allocated to the rights included in the Public Units and Private Units will be charged to shareholder’s equity as the rights, after management’s evaluation, will be accounted for under equity treatment. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of August 31, 2026, the Company had no deferred offering costs, as such costs were reclassified to equity upon the closing of the IPO. As of November 30, 2025, the Company had deferred offering costs of $50,000.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Nevada is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31, 2026 and November 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three and nine months ended August 31, 2026, the Company recorded a provision for income taxes of $ 31,420 and $31,420, respectively.

Common Stock Subject to Possible Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Common Stock is classified as shareholders’ equity. The Company’s Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 10,000,000 Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets as of August 31, 2026.

The Company’s redeemable Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of August 31, 2026, the amounts of Common Stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$100,000,000
Less
Proceeds allocated to public rights	(2,400,000)
Allocation of offering costs related to redeemable shares	(2,037,619)
Plus
Accretion of carrying value to redemption value	4,937,619
Accretion of carrying value to redemption value – interest	286,509
Common Stock subject to possible redemption	$100,786,509

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO. The over-allotment option was waived in full by the underwriters at the closing of the IPO.

Rights

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the rights specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own common stock and whether the rights holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of rights issuance and as of each subsequent quarterly period end date while the rights are outstanding.

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

As the rights issued upon the IPO and the Private Placement meet the criteria for equity classification under ASC 480, therefore, the rights are classified as equity. As of August 31, 2026, an aggregate of 10,272,500 rights (10,000,000 public rights and 272,500 private rights) were issued and outstanding and classified within shareholder’s equity (Note 3).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of August 31, 2026 and November 30, 2025, the Company held $684,291 and $20,000 in United States bank accounts, respectively, and the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed loss is calculated using the total net income less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended August 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The net loss per share presented in the statement of operations is based on the following:

	For the three months ended	For the nine months ended
	August 31, 2026	August 31, 2026
Net Income	$136,744	$118,199
Accretion of Common Stock subject to redemption value	(4,937,619)	(4,937,619)
Remeasurement for Common Stock subject to possible redemption	(286,509)	(286,509)
Net loss including accretion of Common Stock to redemption value	$(5,087,384)	$(5,105,929)

	For the three months ended August 31, 2026
	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Net loss	$(2,783,256)	$(2,304,128)
Accretion of Common Stock subject to redemption value	4,937,619	—
Remeasurement for Common Stock subject to possible redemption	286,509	—
Allocation of net income (loss)	$2,440,872	$(2,304,128)
Denominators:
Weighted-average shares outstanding	3,152,174	2,609,538
Basic and diluted net income (loss) per share	$0.77	$(0.88)

	For the nine months ended August 31, 2026
	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Net loss	$(1,503,150)	$(3,602,779)
Accretion of Common Stock subject to redemption value	4,937,619	—
Remeasurement for Common Stock subject to possible redemption	286,509	—
Allocation of net income (loss)	$3,720,978	$(3,602,779)
Denominators:
Weighted-average shares outstanding	1,058,394	2,536,779
Basic and diluted net income (loss) per share	$3.52	$(1.42)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

-	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
-	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
-	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements (“ASU 2025-11”). The amendments clarify disclosure requirements for interim financial statements. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. For all other entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this accounting standard update on its financial statements and related disclosures.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 10,000,000 Units at a purchase price of $10.00 per unit. Each Unit consist of one share of common stock and one right to receive one-fourth (1/4) of a share of common stock (each, a “Public Right”). Each holder of a Public Right will automatically receive one-fourth (1/4) of one share of common stock upon consummation of the initial Business Combination.

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. The over-allotment option was waived in full by the underwriters at the closing of the IPO.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, Sponsor A and Sponsor B purchased 192,500 Private Units and 80,000 Private Units, respectively, or an aggregate of 272,500 Private Units at a price of $10.00 per Private Unit, with each unit consisting of one share of common stock (the “Private Shares”) and one right to receive one-fourth (1/4) of a share of common stock upon the consummation of an initial business combination (each a “Private Right”), from the Company in a private placement (the “Private Placement”). The Private Units are identical to the Units sold in the IPO except that the Private Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of the Business Combination. If the Company does not complete the Business Combination within the Combination Period, the Private Units (and the underlying securities) will expire worthless. Upon separation, the Private Units will be separated into 272,500 Private Shares and 272,500 Private Rights. The 272,500 Private Shares are included in common stock and classified within permanent equity.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 8, 2025, the Company’s Sponsor A paid $5,000 in exchange for 20,000 shares of common stock, or approximately $0.25 per share. On November 20, 2025, the Company issued a dividend of approximately 142.75 founder shares for every issued and outstanding founder share, or an aggregate of 2,855,000 founder shares (the “Dividend Shares”), in exchange for an additional consideration of $20,000, resulting in the Sponsor A holding an aggregate of 2,875,000 founder shares (the “Founder Shares”) for a per share consideration of $0.0087. As of November 30, 2025, a $5,000 subscription receivable for common stock remained outstanding and payable by Sponsor A and was subsequently received in full on December 12, 2025.

On March 5, 2026, Sponsor A entered into a securities assignment agreement with Sponsor B, pursuant to which, the Sponsor B acquired 560,000 founder shares for $4,872, for a per share consideration of $0.0087. On July 30, 2026, Our Sponsor A entered into a securities transfer agreement with each of our directors, pursuant to which, the Sponsor A transferred (w) 100,000 Founder Shares to Ms. Molly Huang, the CEO, President and director of the Company, (x) 40,000 founder shares to Mr. Kerkaert, the CFO of the Company; (y) 20,000 Founder Shares to each of Mr. Samir Parikh and Masahiro Honna, the independent director of the Company, (z) 10,000 Founder Shares to Mr. Irfan Verjee, the independent director of the Company, immediately after the IPO. The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 units if the underwriters’ over- allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO (not including the Representative Shares, Private Shares, or any share underlying the units issuable upon conversion of Working Capital Loans). As the underwriters waived the over-allotment option in full at the closing of the IPO, 375,000 Founder Shares were forfeited by Sponsor A, resulting in 2,500,000 Founder Shares outstanding as of August 31, 2026.

The Company’s Insiders have agreed not to transfer, assign or sell any of their Founder Shares until: (i) with respect to 50% of the Founder Shares, the earlier of (x) six months after the date of the consummation of the initial Business Combination or (y) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and (ii) with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of the initial Business Combination; except to certain permitted transferees and under certain circumstances. Although no such transfers or cancellations are contemplated, the Company could agree to permit such transfer or cancellation to facilitate the closing of the Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, if the Company consummates a transaction after the initial Business Combination which results in its stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On November 8, 2025, the Sponsor A agreed to loan the Company an aggregate of up to $500,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and was payable on the earlier of (i) December 31, 2026 or (ii) the closing of the IPO. These loans will be repaid out of the proceeds not held in the Trust Account. As of August 31, 2026, Sponsor A had converted $ 345,749 into private placement units upon the closing of the IPO and repaid the remaining promissory note in full and had no outstanding balance under the promissory note. As of November 30, 2025, the Company had borrowed $158,562 under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Insiders or an affiliate of the Insiders may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $3,000,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of August 31, 2026 and November 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the closing date of the Initial Public Offering to pay the Sponsor A, a monthly fee of $10,000 for up to 15 months, for office space, administrative and support services. This agreement was signed by the Company and the Sponsor A on July 30, 2026 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $10,000 for the three and nine months ended August 31, 2026.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions. The underwriters waived the over-allotment option in full at the closing of the IPO.

At the closing of the IPO, the underwriters became entitled to underwriting compensation equal to 0.75% of the gross proceeds of the IPO, or $750,000 in the aggregate, payable in cash. In addition, as part of the underwriting compensation payable at the closing of the IPO, the Company agreed to issue to the Representative 75,000 shares of its common stock (the “Representative Shares”).

In addition to the underwriting compensation payable at the closing of the IPO, the Company agreed to pay a deferred underwriting commission, payable solely in equity, upon the completion of the initial Business Combination. The deferred underwriting commission will consist of shares of common stock equal to 1.50% of the aggregate number of shares sold in the IPO, including any shares sold pursuant to the underwriters’ over-allotment option (the “deferred underwriting compensation shares”). The deferred underwriting compensation shares will be issued only upon the consummation of the initial Business Combination and will be subject to a three-month lock-up period following the completion of the Business Combination.

In addition, the Company has agreed to bear all costs and expenses relating to the IPO, including legal and accounting fees, printing and filing expenses, SEC and FINRA filing fees, transfer agent and rights agent fees, and other customary expenses incurred in connection with the IPO. The Company has also agreed to reimburse the underwriters for out-of-pocket expenses incurred in connection with this offering, subject to a cap of $100,000.

Representative Shares

The Company issued to the Representative an aggregate of 75,000 Representative Shares at the closing of the IPO. The Company accounted for such shares as an offering cost of the IPO, with a corresponding credit to shareholder’s equity. The fair value of the Representative Shares was estimated at $750,000 by reference to the $10.00 per share offering price of the Public Shares, without adjustment for the 180-day lock-up and transfer restrictions imposed under FINRA Rule 5110. Because the Representative Shares are recorded as an offering cost of the IPO with a corresponding credit to shareholder’s equity, their measurement has no net effect on total shareholder’s equity.

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

The underwriters have agreed to (i) waive their redemption rights with respect to their Representative Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Representative Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated articles of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period, and (iv) vote any Representative Shares held by them in favor of the initial Business Combination.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue a total of 4,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2026 and November 30, 2025, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share (the “Common Stock”). Holders of shares of common stock are entitled to one vote for each share.

As of August 31, 2026, there were 2,847,500 shares of common stock issued and outstanding (excluding 10,000,000 shares subject to possible redemption) consist of 2,500,000 Founder Shares, 272,500 Private Shares included in the Private Units, and 75,000 Representative Shares. As the underwriters waived the over-allotment option in full at the closing of the IPO, 375,000 Founder Shares were forfeited by Sponsor A so that the number of Founder Shares represents 20% of the Company’s issued and outstanding Common Stock after the IPO (excluding the Representative Shares, Private Shares, or any share underlying the units issuable upon conversion of Working Capital Loans). As of November 30, 2025, there were 2,875,000 shares of common stock issued and outstanding, of which an aggregate of up to 375,000 shares of common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding Common Stock after the IPO (excluding the Representative Shares, Private Shares, or any share underlying the units issuable upon conversion of Working Capital Loans).

Right — As of August 31, 2026, an aggregate of 10,272,500 rights (10,000,000 public rights and 272,500 private rights) were outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-fourth (1/4) of one share of common stock upon consummation of the initial Business Combination. even if the holder of a public right converted all shares of common stock held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s certificate of incorporation with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fourth (1/4) of one share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares of common stock upon consummation of the initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a business combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Nevada Revised Statutes. As a result, holder of rights must hold rights in multiples of 4 in order to receive shares for all of their rights upon closing of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of the initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

As of August 31, 2026, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $100,786,509, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of August 31, 2026, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$100,786,509	$100,786,509	$-	$-
Total	$100,786,509	$100,786,509	$-	$-

The following table presents information about the Company’s non-recurring fair value measurements as of August 3, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Equity:
Fair value of Public Rights for Common Stock subject to possible redemption allocation	$2,400,000	$-	$-	$2,400,000
Total	$2,400,000	$-	$-	$2,400,000

The Company allocated the proceeds from the Initial Public Offering between the Public Shares and the Public Rights based on their relative fair values at the IPO date. The Public Rights were valued using a probability-weighted approach. Each Unit has a $10.00 offering price and consists of one share of common stock and one right. Each right entitles the holder to receive one-fourth (1/4) of one share of common stock when the initial Business Combination is completed. The value of a Public Right was therefore calculated as the value of one-fourth of a common stock multiplied by management’s estimated probability of completing a Business Combination. Management estimated that probability at approximately 10%. The estimate was based on the historical performance of other special purpose acquisition companies, based on this, the fair value of a Public Right was $0.24, and the fair value of a Public Share was $9.76. Of the $100,000,000 gross proceeds from the sale of the Units, $2,400,000 was allocated to the Public Rights and $97,600,000 to the Public Shares.

NOTE 9. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For The Three Months Ended August 31, 2026	For The Nine Months Ended August 31, 2026
Formation and operating costs	$118,345	$136,890
Loss from operations	(118,345)	(136,890)

Other income
Interest earned on investment held in Trust Account	286,509	286,509

Net profit before tax	$168,164	$149,619
Income tax expenses	31,420	31,420
Net income	$136,744	$118,199

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an IPO and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through October 15, 2026, the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2026 (File No. 333-295205). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 30, 2025 (inception) through August 31, 2026 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on marketable securities held in our trust account established for the benefit of the public shareholders and the underwriters of the IPO with Equiniti Trust Company, LLC acting as trustee (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2026, we had net income of $136,744, which was comprised of interest income earned on investments held in the Trust Account of $286,509, partially offset by formation and operating costs of $118,345 and income tax expense of $31,420. For the nine months ended August 31, 2026, we had net income of $118,199, which was comprised of interest income earned on investments held in the Trust Account of $286,509, partially offset by formation and operating costs of $136,890 and income tax expense of $31,420.

Liquidity and Capital Resources

As of August 31, 2026 and November 30, 2025, we had cash available to us of $684,291 and $20,000, respectively, and had working capital of $735,404 and working capital of $120,000, respectively.

On August 3, 2026, we consummated the IPO of 10,000,000 units at $10.00 per Unit, which is discussed in Note 3 to the accompanying unaudited condensed financial statements, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 272,500 private placement units, at a price of $10.00 per private placement unit in a private placement to the sponsors, generating gross proceeds of $2,725,000. Upon the closing, the underwriter waived its over-allotment option in full, as a result of which, 375,000 founder shares issued to Sponsor A were forfeited without any consideration.

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

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to affects our initial business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 units if the underwriters’ over- allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO (not including the representative shares, private shares, or any share underlying the units issuable upon conversion of working capital loans). Upon the closing, the underwriter waived its over-allotment option in full, as a result of which, 375,000 founder shares issued to Sponsor A were forfeited without any consideration.

In connection with the closing of the IPO, our sponsors purchased 272,500 private units, with each unit consisting of one share of common stock (the “private shares”) and one right to receive one-fourth (1/4) of a share of common stock upon the consummation of an initial business combination (each a “private right”), at $10.00 per unit, including 192,500 units for the Sponsor A, and 80,000 for the Sponsor B, respectively, for an aggregate purchase price of $2,725,000 (whether or not the over-allotment option is exercised). The private units are identical to the units sold in the IPO except that the private units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of our initial business combination. A portion of the purchase price of the private units was added to the proceeds from the IPO so that at the time of closing $100,500,000 ($10.05 per share) was held in the Trust Account. If we do not complete our initial business combination within the combination window, the private units (and the underlying securities) will expire worthless. Upon separation, the private units will be separated into 272,500 private shares and 272,500 private rights.

On November 8, 2025, our Sponsor A agreed to loan us an aggregate amount of up to $500,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the IPO. As of August 31, 2026, we have converted $ 345,749 into private placement units upon the closing of the IPO and repaid the remaining promissory note in full and had no outstanding balance under the promissory note. As of November 30, 2025, the Company had borrowed $158,562 under the promissory note.

We have agreed to reimburse our Sponsor A $10,000 per month from August 3, 2026, for up to 15 months, for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We have recognized operating costs under the Administrative Services Agreement in the amount of $10,000 for the three and nine months ended August 31, 2026.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our insiders or their affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of August 31, 2026 and November 30, 2025, we had no borrowings under the working capital loans.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of August 31, 2026 and November 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended August 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (included by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026)
3.2	Bylaws (included by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026)
4.1	Rights Agreement dated July 30, 2026, between the Company and VStock Transfer, LLC, as rights agent (included by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAST WEST AVE ACQUISITION CORP.

Date: October 15, 2026	By:	/s/ Maoli (Molly) Huang
Maoli (Molly) Huang
Chief Executive Officer

Date: October 15, 2026	By:	/s/ Thomas Kerkaert
Thomas Kerkaert
Chief Financial Officer

